Form 10-Q
period 2008-09-30
NICHOLAS MONEY MARKET FUND INC
filed 2008-11-21
CIK 832473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM N-Q

QUARTERLY SCHEDULE OF PORTFOLIO HOLDINGS OF REGISTERED
MANAGEMENT INVESTMENT COMPANY

Investment Company Act file number: 811-05537

Nicholas Money Market Fund, Inc.
(Exact Name of Registrant as Specified in Charter)

700 North Water Street, Milwaukee, Wisconsin 53202
(Address of Principal Executive Offices) (Zip Code)

Jeffrey T. May, Senior Vice President, Secretary and Treasurer
700 North Water Street
Milwaukee, Wisconsin 53202
(Name and Address of Agent for Service)

Registrant's Telephone Number, Including Area Code: 414-272-4650 Date of Fiscal Year End: 12/31/2008 Date of Reporting Period: 09/30/2008

Item 1. Schedule of Investments.

Schedule of Investments (UNAUDITED)
Nicholas Money Market Fund, Inc.
AS OF: 09/30/2008

Principal	Maturity	Yield to	Amortized
Amount	Date	Maturity	Cost
------------	----------	--------	-----------

COMMERCIAL PAPER --- 100.20%
$1,200,000	ABN AMRO North America Finance, Inc.	10/01/2008	2.44%	$ 1,200,000
1,000,000	ABN AMRO North America Finance, Inc.	10/01/2008	2.44%	1,000,000
1,250,000	John Deere Capital Corporation	10/01/2008	2.16%	1,250,000
1,000,000	American Express Credit Corporation	10/02/2008	2.44%	999,933
500,000	Barclays U.S. Funding Corp.	10/02/2008	2.81%	499,961
300,000	Barclays U.S. Funding Corp.	10/02/2008	2.60%	299,979
1,250,000	American Express Credit Corporation	10/03/2008	2.58%	1,249,825
500,000	ANZ National (International) Ltd.	10/03/2008	2.58%	499,930
500,000	AT&T Inc.	10/06/2008	2.31%	499,843
1,285,000	Coca-Cola Enterprise Finance LT1 Commandite S.C.A. 10/06/2008		2.39%	1,284,581
580,000	Coca-Cola Enterprise Finance LT1 Commandite S.C.A. 10/06/2008		2.39%	579,811
260,000	Coca-Cola Enterprise Finance LT1 Commandite S.C.A. 10/06/2008		2.39%	259,915
535,000	Prudential Financial, Inc.	10/07/2008	2.80%	534,755
500,000	Verizon Communications Inc.	10/07/2008	2.61%	499,786
180,000	Walt Disney Company (The)	10/07/2008	2.06%	179,939
1,000,000	American Express Credit Corporation	10/08/2008	2.69%	999,486
1,250,000	State Street Corporation	10/09/2008	2.56%	1,249,292
985,000	Prudential Financial, Inc.	10/10/2008	2.85%	984,310
1,000,000	Prudential plc	10/10/2008	2.72%	999,333
2,445,000	Wisconsin Electric Power Company	10/10/2008	3.05%	2,443,166
890,000	HSBC Finance Corporation	10/14/2008	2.66%	889,161
775,000	John Deere Capital Corporation	10/14/2008	2.17%	774,404
725,000	Toyota Motor Credit Corporation	10/14/2008	2.57%	724,340
1,000,000	Australia and New Zealand Banking Group Ltd.	10/15/2008	2.73%	998,957
1,250,000	Marshall & Ilsley Corporation	10/15/2008	2.67%	1,248,722
1,000,000	Goldman Sachs Group, Inc. (The)	10/16/2008	2.32%	999,050
400,000	John Deere Capital Corporation	10/16/2008	2.34%	399,617
2,000,000	Danaher Corporation	10/17/2008	2.29%	1,998,000
800,000	General Electric Capital Corporation	10/17/2008	2.34%	799,182
750,000	Wells Fargo & Company	10/17/2008	2.34%	749,233
1,000,000	John Deere Capital Corporation	10/20/2008	2.14%	998,892
1,250,000	Marshall & Ilsley Corporation	10/20/2008	2.67%	1,248,265
1,000,000	JPMorgan Chase & Co.	10/21/2008	2.69%	998,533
1,230,000	Nestle Capital Corporation	10/22/2008	2.19%	1,228,457
1,150,000	Verizon Communications Inc.	10/22/2008	4.58%	1,146,981
500,000	AT&T Inc.	10/23/2008	2.24%	499,328
1,325,000	Novartis Finance Corporation	10/23/2008	2.27%	1,323,194
800,000	Wells Fargo & Company	10/23/2008	2.34%	798,876
760,000	American Express Credit Corporation	10/24/2008	2.65%	758,738
1,115,000	State Street Corporation	10/24/2008	2.54%	1,113,219
775,000	General Electric Capital Corporation	10/27/2008	2.37%	773,696
685,000	JPMorgan Chase & Co.	10/27/2008	2.55%	683,763
915,000	HSBC Finance Corporation	10/28/2008	2.66%	913,209
1,500,000	Verizon Communications Inc.	10/28/2008	4.33%	1,495,219
485,000	General Electric Capital Corporation	10/29/2008	2.37%	484,121
800,000	Toyota Motor Credit Corporation	10/29/2008	2.39%	798,538
770,000	General Electric Capital Corporation	10/30/2008	2.57%	768,437
1,340,000	Parker-Hannifin Corporation	10/30/2008	2.18%	1,337,679
1,250,000	Procter & Gamble International Funding S.C.A.	10/31/2008	2.19%	1,247,760
1,050,000	Toyota Motor Credit Corporation	11/03/2008	2.58%	1,047,565
1,250,000	BNP Paribas Finance Inc.	11/04/2008	2.74%	1,246,830
500,000	American Honda Finance Corporation	11/05/2008	2.24%	498,931
2,500,000	Wal-Mart Stores, Inc.	11/05/2008	2.03%	2,495,139
1,200,000	Marshall & Ilsley Corporation	11/06/2008	2.84%	1,196,652
495,000	Procter & Gamble International Funding S.C.A.	11/07/2008	2.19%	493,906
1,000,000	State Street Corporation	11/07/2008	2.57%	997,410
850,000	E.I. du Pont de Nemours and Company	11/10/2008	2.15%	847,998
1,225,000	Nestle Capital Corporation	11/10/2008	2.17%	1,222,101
1,000,000	JPMorgan Chase & Co.	11/12/2008	2.46%	997,177
1,000,000	Nestle Capital Corporation	11/12/2008	2.19%	997,492
700,000	Toyota Motor Credit Corporation	11/13/2008	2.58%	697,884
1,035,000	E.I. du Pont de Nemours and Company	11/14/2008	2.19%	1,032,280
500,000	Procter & Gamble International Funding S.C.A.	11/14/2008	2.18%	498,692
500,000	Wells Fargo & Company	11/17/2008	2.64%	498,309
1,000,000	Walt Disney Company (The)	11/18/2008	2.06%	997,307
1,485,000	AT&T Inc.	11/19/2008	2.24%	1,480,553
635,000	Toyota Motor Credit Corporation	11/19/2008	2.58%	632,813
1,000,000	Coca-Cola Company (The)	11/20/2008	2.34%	996,806
990,000	Novartis Finance Corporation	11/21/2008	2.23%	986,928
1,250,000	Wells Fargo & Company	11/21/2008	2.58%	1,245,520
250,000	General Electric Capital Corporation	11/24/2008	2.63%	249,036
255,000	General Electric Capital Corporation	11/25/2008	2.63%	253,999
1,300,000	Chevron Corporation	12/02/2008	3.01%	1,293,395
1,275,000	Chevron Corporation	12/04/2008	3.01%	1,268,313
1,510,000	American Honda Finance Corporation	12/08/2008	2.24%	1,503,725
705,000	American Honda Finance Corporation	12/10/2008	2.24%	701,984
3,000,000	BASF SE	12/17/2008	2.70%	2,982,996
1,030,000	Procter & Gamble International Funding S.C.A.	12/19/2008	2.24%	1,025,027
2,500,000	Pfizer Inc.	01/30/2009	2.46%	2,479,833
				-----------
TOTAL Commercial Paper (COST: $78,578,017)				78,578,017
				-----------

VARIABLE RATE SECURITIES --- 0.02%

16,761	American Family Financial Services, Inc.	10/01/2008	2.26%
(COST: $16,761)				16,761
				-----------

TOTAL SECURITY HOLDINGS -- 100.22%	(COST: $78,594,778)			78,594,778
				-----------

LIABILITIES, NET OF OTHER ASSETS	-- (0.22)%			(173,953)

				-----------
TOTAL NET ASSETS				$78,420,825
				-----------
				-----------

% OF NET ASSETS
* NON-INCOME PRODUCING

As of September 30, 2008, there were no differences between the total cost of securities for financial reporting purposes and federal income tax purposes.

For information on the Fund's policies regarding the valuation of investments and other significant accounting policies, please refer to the Fund's most recent Semiannual or Annual Report to Shareholders.

Various inputs are used in determining the value of the Fund's investments relating to Finanacial Accounting Standard No. 157.

The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

Level 1 – quoted prices in active markets for identical investments

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

Level 3 – significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following is a summary of the inputs used as of September 30, 2008 in valuing the Fund’s investments carried at value:

Valuation Inputs	Investments in Securities	Other Financial Instruments*
Level 1 - Quoted Prices	$ --	$ --
Level 2 - Other Significant Observable Inputs	78,594,778	--
Level 3 - Significant Unobservable Inputs	--	--
	-----------	-----------
Total	$78,594,778	$ --
	-----------	-----------
	-----------	-----------

*Other financial instruments include futures, forwards and swap contracts.

Item 2. Controls and Procedures.

(a) The Fund's principal executive officer and principal financial officer have concluded that the Fund's disclosure controls and procedures are sufficient to ensure that information required to be disclosed by the Fund in this Form N-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing date of the report.

(b) There were no significant changes or corrective actions with regard to significant deficiencies or material weaknesses in the Fund's internal controls or in other factors that could significantly affect the Fund's internal controls during the last fiscal quarter.

Item 3. Exhibits.

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 30a-2(a) under the Act, attached hereto as part of EX-99.CERT.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Nicholas Money Market Fund, Inc.

By: /s/ Albert O. Nicholas Name: Albert O. Nicholas Title: Principal Executive Officer Date: 11/21/2008

     Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Albert O. Nicholas Name: Albert O. Nicholas Title: Principal Executive Officer Date: 11/21/2008 By: /s/ Jeffrey T. May Name: Jeffrey T. May Title: Principal Financial Officer Date: 11/21/2008